Form 10-K/A
period 2012-12-31
Santander Drive Auto Receivables Trust 2012-5; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2013-09-20
CIK 1554933, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission file number of the issuing entity: 333-180147-02

SANTANDER DRIVE AUTO RECEIVABLES TRUST 2012-5

(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-180147

SANTANDER DRIVE AUTO RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

SANTANDER CONSUMER USA INC.

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

32-6245121

(I.R.S. Employer Identification No. of the issuing entity)

c/o Santander Drive Auto Receivables LLC

8585 North Stemmons Freeway, Suite 1100-N

Dallas, Texas 75247

(Address of principal executive offices)

(214) 292-1930

(Telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which was filed with the Securities and Exchange Commission on March 29, 2013 and is being filed for the purpose of (a) amending the disclosures in Part III related to Item 1122 of Regulation AB, (b) amending and restating Exhibit 33.1 (Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)), (b) amending and restating Exhibit 34.1 (Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)) and (d) filing a new Exhibit 31.1 (Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)).

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 4:	Reserved

Item 1B. Unresolved Staff Comments.

Nothing to report.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Nothing to report.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Nothing to report.

Item 1117 of Regulation AB. Legal Proceedings.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6:	Selected Financial Data

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures

Item 9B. Other Information.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10:	Directors, Executive Officers, and Corporate Governance

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Item 14:	Principal Accounting Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Santander Consumer USA Inc. (the “Servicer”) and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

With respect to servicing criteria 1122(d)(3)(i)(B), certain reports to investors provided information that was not calculated in accordance with the terms specified in the transaction agreements. Forms 10-D/A were filed on September 13, 2012 and on February 28, 2013 to accurately reflect information calculated in accordance the terms of the transaction agreements. Neither the timing nor the amount of principal or interest payable to Noteholders was impacted by the adjustments.

The Report on Assessment of the Servicer and the Attestation Report related to the Servicer disclosed the following material noncompliance with servicing criteria 1122(d)(3)(i)(C) applicable to the Servicer during the year ended December 31, 2012: the Servicer inappropriately excluded criterion 1122(d)(4)(ii) from Management’s “Report on Assessment of Compliance with Servicing Criteria” dated March 25, 2013. The failure of the Servicer to include criterion 1122(d)(4)(ii) as an applicable criterion caused certain material outsourced vendors, which are each not considered a “servicer” as defined under Item 1101(j) of Regulation AB, to be excluded from testing of 1122(d)(1)(ii) within the Regulation AB Attestation Report dated March 25, 2013.

As described in Report on Assessment of the Servicer and the Attestation Report related to the Servicer, for servicing criteria 1122(d)(2)(i), 1122(d)(4)(i), 1122(d)(4)(ii), 1122(d)(4)(iv), and 1122(d)(4)(viii), the Servicer has engaged certain vendors to perform certain activities required by this servicing criteria. The Servicer has determined that these material outsourced vendors are not considered a “servicer” as defined in Item 1101(j) of Regulation AB, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria applicable to these vendors as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations (Interpretation 17.06). As permitted by Interpretation 17.06, the Servicer has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor’s activities comply in all material respects with the servicing criteria applicable to this vendor.

Item 1122(d)(4)(ii) was marked as not applicable in the Servicer’s management’s assessment of compliance in error. The Servicer confirms that Item 1122(d)(4)(ii) is applicable to the Servicer. The omission of testing for compliance by the Servicer with Item 1122(d)(4)(ii) has since been addressed and the Servicer confirms that the pool assets and related documents, at all times during the fiscal year ended December 31, 2012, were held in accordance with the terms of the transaction agreements. Consequently, the failure of the Servicer to take responsibility for Item 1122(d)(4)(ii) in its management’s assessment of compliance as filed on March 29, 2013, had no impact on investors.

During the fiscal year ended December 31, 2012, the Servicer had, and continues to have, in place practices and procedures to ensure the safekeeping of receivables files in accordance with Item 1122(d)(4)(ii). The Servicer maintains multiple levels of safekeeping and tracking of its documents and records.

Every receivable is recorded as a data record into the Servicer’s loan origination, loan servicing and imaging systems. At the time of origination, such systems indicate the status of the certificate of title as pending until the perfected security interest has been confirmed by the relevant state department of motor vehicles at which time the system is updated to reflect the location of the certificate of title. Such systems identify for each receivable the locations of the applicable receivables file and certificate of title and, where applicable, the identity of any vendor holding physical possession of those items on behalf of SCUSA. The Servicer records, stores and backs up all electronic data and images associated with each receivable. If a receivable file is recalled for any reason from a location, this change in location is reflected in the system.

The Servicer maintains oversight policies and procedures for its vendors. As part of the Servicer’s vendor oversight activities, the Servicer makes periodic site visits to vendor locations to confirm compliance by vendors with their obligations to the Servicer to maintain the safekeeping of documents. The effectiveness of these policies and procedures is further confirmed by SCUSA’s ability to regularly obtain receivables files and certificates of title from its vendors in the ordinary course of business. In addition, the Servicer monitors key performance indicators at each vendor to track performance levels and implements corrective measures as appropriate. To mitigate the need for corrective action, the Servicer communicates such performance indicators to its vendors on a regular basis to help ensure alignment between such indicators and the performance by the vendor.

In connection with the filing of this 10-K/A, the Servicer performed a review of the foregoing policies and procedures and confirmed that such policies and procedures were in place for the fiscal year ended December 31, 2012. Further, in addition to the regular oversight and analysis of internal and vendor operations as it relates to the safekeeping of documents, the Servicer engaged its auditors to test its policies and procedures for the safekeeping of receivable files in accordance with Item 1122(d)(4)(ii) and was found to be in compliance for the fiscal year ended December 31, 2012.

Going forward, a qualified Servicer manager will confirm each year that all required items have been addressed in the management’s assessment of compliance.

Item 1123 of Regulation AB. Servicer Compliance Statements.

The Servicer has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. The Servicer has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of August 7, 2012, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”) and J.P. Morgan Securities LLC, as representative of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1***	Indenture, dated as of August 15, 2012, between the Santander Drive Auto Receivables Trust 2012-5, as issuer (the “Issuer”), and Deutsche Bank Trust Company Americas, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated as of August 15, 2012, between SC USA and Santander Drive

10.2***	Sale and Servicing Agreement, dated as of August 15, 2012, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3***	Administration Agreement, dated as of August 15, 2012, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4***	Amended and Restated Trust Agreement, dated as of August 15, 2012, between Santander Drive and U.S. Bank Trust National Association, not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2****	Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2****	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1****	Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-180147) and Santander Drive Auto Receivables Trust 2012-5 (Commission File No. 333-180147-02) with the Securities and Exchange Commission on August 9, 2012.
**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.
***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-180147) and Santander Drive Auto Receivables Trust 2012-5 (Commission File No. 333-180147-02) with the Securities and Exchange Commission on August 15, 2012.
****	Incorporated by reference from Form 10-K filed by Santander Drive Auto Receivables Trust 2012-5 (Commission File No. 333-180147-02) with the Securities and Exchange Commission on March 29, 2013.

(c)	Not Applicable.

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2013

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Jason Kulas
Name:	Jason Kulas
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of August 7, 2012, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”) and J.P. Morgan Securities LLC, as representative of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1***	Indenture, dated as of August 15, 2012, between the Santander Drive Auto Receivables Trust 2012-5, as issuer (the “Issuer”), and Deutsche Bank Trust Company Americas, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated as of August 15, 2012, between SC USA and Santander Drive

10.2***	Sale and Servicing Agreement, dated as of August 15, 2012, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3***	Administration Agreement, dated as of August 15, 2012, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4***	Amended and Restated Trust Agreement, dated as of August 15, 2012, between Santander Drive and U.S. Bank Trust National Association, not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2****	Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2****	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1****	Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-180147) and Santander Drive Auto Receivables Trust 2012-5 (Commission File No. 333-180147-02) with the Securities and Exchange Commission on August 9, 2012.
**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-180147) and Santander Drive Auto Receivables Trust 2012-5 (Commission File No. 333-180147-02) with the Securities and Exchange Commission on August 15, 2012.
****	Incorporated by reference from Form 10-K filed by Santander Drive Auto Receivables Trust 2012-5 (Commission File No. 333-180147-02) with the Securities and Exchange Commission on March 29, 2013.